Form 10-K
period 1996-06-30
FIRST FAMILY FINANCIAL CORP
filed 1996-09-27
CIK 927313

- - --------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                                Commission File Number
June 30, 1996                                                     33-81818


                       FIRST FAMILY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


        Florida                                                 3277352
        -------                                                 -------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


      2801 South Bay Street
        Eustis, Florida                                         32726-6503
        ---------------                                         ----------
    (Address of principal                                       (Zip Code)
      executive office)

        Registrant's telephone number, including area code: (904)352-4171

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

      Title of Class
      --------------
Common Stock, $.01 par value

Number of shares of Common Stock outstanding as of June 30, 1996: 545,000
                                                                  -------
The aggregate market value of the voting stock held by nonaffiliates of registrant based upon the average bid and ask prices on June 30, 1996, was $9,391,389.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Stockholders for the year ended June 30, 1996 (only portions of which are incorporated by reference). Part II, Items 5, 6, 7 and 8 and Part IV.
(2) Proxy Statement, filed with the Securities and Exchange Commission (only portions of which are incorporated by reference). Part III, Items 10, 11, 12 and 13.

- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

General

     First Family Financial Corporation ("First Family" or "Holding Company") became the Holding Company for First Family Bank, fsb ("Bank") (collectively, the "Company") on November 8, 1994. First Family operates as a unitary savings and loan holding company. The Holding Company's only activity is the operations of the Bank. On November 8, 1994, the Bank's stockholders approved an Agreement and Plan of Reorganization under which the Bank became a wholly owned subsidiary of the Holding Company. On November 8, 1994 the Bank's stockholders exchanged their common shares for shares of the Holding Company. As a result, all of the previously issued 540,000 shares of $1.00 par value common stock of the Bank were exchanged for 540,000 shares of the $.01 par value common shares of the Holding Company.

     The Bank, was chartered and initially commenced operations in 1935 as a federal mutual savings and loan association under the name First Federal Savings and Loan Association of Eustis. On October 22, 1992, the Bank converted to a capital stock savings bank and changed its name to First Family Bank, fsb. The Bank's deposits are federally insured and the Bank is a member of the Federal Home Loan Bank ("FHLB") System.

     The Company's corporate office is located in Eustis, Florida, which is located 35 miles Northwest of Orlando, Florida, and its telephone number is
(904) 352-4171. The Company operates five full-service branches one each in Eustis, Leesburg, Tavares, Mount Dora and Umatilla. The Company considers its primarily market area for lending and savings activities to be Lake County. To a lesser extent, the Company also serves the rest of the central Florida area, including Orange, Seminole, Polk, Volusia, Marion, Sumter, and Osceola Counties. At June 30, 1996, the Company had total consolidated assets of $155.9 million, deposits accounts of $143.3 million and stockholders' equity of $9.2 million.

     The following table sets forth, for the indicated  periods,  certain ratios reflecting the profitability of the Company.
                                                                                                  Year Ended June 30,
                                                                                                  -------------------
                                                                                            1996          1995            1994
                                                                                            ----          ----            ----
     Return on average assets (net earnings divided
          by average total assets)                                                          .91%           .63%            .63%

     Return on average equity (net earnings divided
          by average equity)                                                              16.98%         12.81%          13.46%

     Average equity-to-average assets ratio (average equity
          divided by average total assets)                                                 5.36%          4.87%           4.71%

     The Company is primarily engaged in soliciting deposits from the general public and investing such deposits, together with other sources of funds, in loans secured primarily by residential real estate. To a lesser extent, the Company invests its funds in commercial loans, primarily loans that are government guaranteed by the Small Business Administration ("SBA"), Rural Development Program Loans guaranteed by the U.S. Department of Agriculture and consumer loans. The Company also invests funds in securities.

     Commercial and consumer loans usually earn a higher rate of interest than the first mortgage home loans, and management believes this type of lending will improve its interest margin without material increases in risk. These types of loan originations will also help the Company attract additional checking and other low cost deposit accounts which management believes are a key element in building customer banking relationships.

     The principal sources of funds for the Company's lending activities traditionally have been deposits, sales and repayments of loans and earnings from operations. In addition, the Company has also utilized advances from the FHLB of Atlanta as a secondary source of funds. Principal sources of income are interest and fees on loans, fees on transaction accounts and other activities, and interest and dividends on securities. The Company's principal costs are interest paid on deposits and operating expenses.

     The Company experiences substantial competition in attracting and retaining deposits and in making mortgage and other loans. The primary factors associated with competing for savings deposits are interest rates, the range of financial services offered, convenience of office locations, and flexible office hours. Direct competition for savings deposits comes from commercial banks, savings institutions, and credit unions as well as other businesses such as securities brokerage firms and mutual funds, many of which are larger and have substantially greater resources than the Company. Most of the Company's competition is concentrated in Lake County, where the Company competes directly with several branch offices of large regional commercial banking concerns, including Sun Bank, Barnett Bank, SouthTrust, First Union and NationsBank. The primary factors in competing for loans are interest rates, loan origination fees, and the range of lending services offered. Direct competition for origination of first mortgage loans normally comes from mortgage brokers, mortgage lenders, commercial banks, savings institutions, insurance companies, and other lending institutions located both within and outside the Company's market area.

     The competitive environment created by federal legislation and deregulation since the 1980's gives savings institutions that comply with their regulatory capital requirements the opportunity to compete in many areas previously reserved for other types of financial institutions, mainly commercial banks. Broader powers have increased the cost and risk of doing business for all depository institutions in the Company's market area. The competition among savings institutions, commercial banks and other financial institutions has increased significantly and will continue to do so. Competition may also increase as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions and by the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which allow bank holding companies to acquire savings institutions.

Pending Merger

     On July 19, 1996, the Board of Directors of First Family entered into an Agreement and Plan of Merger ("Merger Agreement") whereby First Family will be acquired by Colonial BancGroup, Inc. ("Colonial") Montgomery, Alabama, a bank holding company with assets of $4.5 billion and 127 full service offices throughout Alabama, Florida, Georgia and Tennessee. Under the terms of the Merger Agreement, Colonial is proposing to acquire all of the outstanding capital stock of First Family. Shareholders of First Family will receive total consideration of $23.50 for each share of the Company's common stock in a 50% cash and 50% stock transaction, resulting in each shareholder receiving $11.75 in cash and Colonial common stock with a value of $11.75. The number of shares of Colonial common stock into which each outstanding share of First Family common stock will be converted will be equal to $11.75 divided by the market value of Colonial's common stock on the effective date of the merger as determined by the closing prices reported by the New York Stock Exchange on each of the 10 trading days, ending on the trading day immediately prior to the effective date. Colonial will also assume all of First Family stock options outstanding at the time of closing and each option will represent the right to obtain Colonial common stock. Cash will be paid in lieu of any factional shares.

     The transaction will be accounted for as a "purchase" and is subject to the approval of First Family's shareholders and regulatory approvals from the Board of Governors of the Federal Reserve Bank ("FRB") and the Office of Thrift Supervision ("OTS").

Lending Activities

General. At June 30, 1996,  the  Company's  net loan  portfolio  totaled  $114.2 million or 73.3% of the Company's total assets. The Company concentrates its loan origination activities on conventional loans secured by first mortgages on residences for between one and four families ("single-family residences"). To a lesser extent, The Company also makes loans secured by second mortgages on single-family residences. The Company makes commercial, commercial SBA and consumer loans to the extent there is a demand in the market area which is serves. The Company also makes 30-year and 15-year adjustable and fixed-rate mortgage loans. It has been management's experience that the Company's interest rate risk on 15-year loans is mitigated by prepayments, which reduce the expected term of such loans. An additional advantage of the 15-year loans is the limited credit risk, since the loans allow borrowers to build equity in their homes quickly. The Company expects to continue concentrating its loan origination activities on residential and consumer loans secured by single-family residences in the Company's market area for the foreseeable future. It is the Company's current policy not to consider loans in excess of $250,000 unless management and the Executive Committee seeks and receives Board approval.

     The following table sets forth the composition of the Company's loan portfolio by type of loan and type of security at the dates indicated.

                                                                                    At June 30,
                                                  ---------------------------------------------------------------------------------
                                                           1996                         1995                          1994
                                                  ---------------------------------------------------------------------------------
                                                  Amount        %              Amount        %              Amount       %
                                                  ------    ---------          ------    ---------          ------     -----
                                                                              ($ In thousands)

Type of Loan:
    Conventional real estate loans:
        Residential construction
            loans                              $   8,195        6.87%         $   7,953      6.76%         $   9,073       8.42%
        Loans on existing property               102,337       85.75%            98,752     83.94%            88,291      81.96%
    Consumer                                       8,688        7.27%            10,712      9.10%            10,132       9.41%
    Commercial, other than
        mortgage                                     130         .11%               231       .20%               221        .21%
                                                 -------      ------           --------    ------           --------    -------

            Total                                119,350      100.00%           117,648    100.00%           107,717     100.00%
                                                              ======                       ======                        ======

Less:
    Loans in process                             (4,545)                        (2,939)                      (4,952)
    Discounts and other                              85                            129                          (79)
    Loan loss allowance                            (723)                          (783)                        (523)
                                                 -------                        -------                     --------

            Total, net                         $ 114,167                      $ 114,055                    $ 102,163
                                                 =======                        =======                      =======

Type of Security:
    Residential real estate:
        Single-family                             94,825       79.45%            92,730     78.82%            82,835      76.90%
        Multi-family                               2,541        2.13%             2,965      2.52%             5,892       5.47%
    Commercial real estate                        13,166       11.03%            11,010      9.38%             8,637       8.02%
    Consumer and other loans:
        Manufactured housing loans                 3,145        2.63%             3,868      3.28%             5,020       4.66%
        Home equity and second
            mortgage loans                         4,528        3.79%             5,346      4.53%             4,019       3.73%
        Deposit account loans                        401         .35%               322       .27%               331        .31%
        Automobile                                   290         .24%               358       .30%               365        .34%
        Other consumer                               324         .27%               818       .70%               397        .36%
        Commercial, other than
            mortgage                                 130         .11%               231       .20%               221        .21%
                                                 -------      ------            -------    ------           --------    -------

            Total                                119,350      100.00%           117,648    100.00%           107,717     100.00%
                                                              ======                       ======                        ======

    Less:
        Loans in process                          (4,545)                        (2,939)                      (4,952)
        Discounts and other                           85                            129                          (79)
        Loan loss reserve                           (723)                          (783)                        (523)
                                                 -------                        -------                     --------

            Total, net                         $ 114,167                      $ 114,055                    $ 102,163
                                                 =======                        =======                      =======



Loan Origination.  The  Company's  primary  lending  activity  consists  of  the origination or purchase of single-family residential loans secured by property throughout the state of Florida. At June 30, 1996, the Company had $94.8 million of single-family residential loans, which constituted 97.4% of its residential real estate loans and 79.5% of its gross loans. The Company makes single-family residential loans with either fixed or adjustable interest rates. At June 30, 1996, $35.1 million or 37.0% of the Company's single-family residential loans had fixed rates, and $59.7 million or 63.0%, had adjustable rates. The Company also makes single-family residential construction loans. At June 30, 1996, the Company had $8.2 million of such loans which are included in the total of single-family residential loans.

     Generally,  long-term  fixed-rate  loans  originated  by First  Family  are originated with documentation and in accordance with other agency guidelines so that they are saleable in the secondary loan market. Such loans are originated with terms not exceeding 30 years and are amortized on a monthly basis with payments of principal and interest due each month.

     The Company also offers adjustable rate mortgages ("ARM") loans secured by single-family residences with terms of up to 30 years. These types of loans have one or three year adjustment periods and are generally adjusted based on the one or three-year United States Treasury constant maturity securities index. The Company's typical ARM loan is priced at 287.5 basis points over the one-year Treasury Bill rate, with an annual interest rate change cap of 200 basis points and a lifetime interest rate cap of 600 basis points over the initial loan interest rate.

     ARM loans assist the Company in its asset/liability management by reducing its exposure to increases in interest rates more than if it held only fixed-rate residential loans. However, there are certain credit risks to the Company resulting from making loans at rates below the fully indexed rate and from the potential increased cost to the borrower as a result of the repricing of the loans. It is possible that during periods of rising interest rates, the risk of default on ARM loans may increase because of the increased cost to the borrower. In order to reduce this risk, the Company underwrites the loans at the fully indexed rate. Moreover, the inclusion of annual and lifetime caps on ARM loans reduces the extent to which ARM loans can help to protect the Company against interest rate risk.

     The   maximum   loan-to-value   ratio  on  the   Company's   owner-occupied
     single-family residential loans is 95% of the market value of the residences and 75% if the loan is to refinance an existing loan on an existing owner-occupied residence. In either case, the loan amount over 80% is generally covered by private mortgage insurance. For loans secured by nonowner-occupied residences, the maximum loan-to-value ratio is 80%. All residential loans have due-on-sale clauses, which provide that the loan must be repaid upon the sale or transfer of the security property, unless the purchaser of the property meets the Company's credit criteria for such loans.

     Prior to FDICIA, federal regulations permitted federally chartered savings institutions to make secured and unsecured consumer loans up to 30% of an institution's assets. In addition, a federal savings institution has separate lending authority, apart from the 30% category for certain types of consumer loans, such as manufactured housing loans, home equity loans, home improvement loans, and loans secured by deposit accounts. FDICIA increased authorized consumer loans from 30% to 35% of an institution's assets. Management considers consumer lending to be an important component of its future strategic plan. The Company originates consumer loans in order to provide a wide range of financial services to its customers and thereby create stronger ties to its customers and because the shorter-term and normally higher interest rates on such loans help the Company increase the sensitivity of its interest-earning assets to changes in interest rates and maintain a profitable spread between its average loan yield and its costs of funds. The terms of the consumer loans generally range from one to ten years. The Company's underwriting standards for consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Company underwrites and originates the majority of its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

     Commercial loans may be significantly impacted by the local economic environment and may be subject to a greater extent to adverse conditions in the economy generally. To minimize the Company's risk, the Company ensures that these loans have adequate collateral, positive cash flow to cover operating expenses and debt service payments, and that the borrowers have substantial experience. In underwriting these loans, consideration is given to the borrower's operating history, future operating projections, and reputation in the local and regional markets, as well as, the location and physical condition of the collateral. Underwriting analysis also includes credit checks and a complete review of the financial condition of the borrowers. When real estate is involved, a narrative appraisal report is required to substantiate property values for all real estate securing the loan. These appraisals are reviewed by the Company's lending personnel prior to the closing of the loans.

     At June 30, 1996, the Company's consumer loans totaled $8.7 million, or 7.3% of the Company's gross loans. The Company's consumer loans include manufactured housing loans, home equity and second mortgages, loans secured by deposit accounts, automobile loans, and other consumer loans. The largest category of consumer loans at June 30, 1996 was home equity and second mortgage loans which totaled $4.5 million and constituted 52.1% of the Company's consumer and other loan portfolio. The home equity loans are secured by single-family residences and are limited to a maximum of 100% of appraised value, less any current liens. The Company's commercial, other than mortgage, loans totaled $130,000, or .1% of the Company's gross loans and consist primarily of secured and unsecured loans to local businesses.

     At June 30, 1996, the Company held $2.5 million, or 2.1% of its gross loans, in multi-family real estate loans and $13.1 million, or 11.0% of its gross loans, in commercial real estate loans. Multi-family real estate loans are collateralized primarily by garden-style apartments located in Florida. Commercial real estate loans are secured by office and retail business properties, apartment complexes, and similiar facilities throughout the state of Florida.

     The Company's multi-family and commercial real estate loans were originated with loan-to-value ratios not exceeding 80% of the appraised value of the properties; provided, however, that multi-family loans could exceed 80% of the appraised value of the properties if the excesses were fully secured by deposits at the Company. The maximum amortization term was 30 years, but at June 30, 1996 the average remaining term of the Company's multi-family and commercial real estate loan portfolio was approximately 14 years.

     Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by multi-family and commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. See "Mortgage Banking Activities, Loan Purchases, and Sales," below.

     Mortgage Banking Activities, Loan Purchases, and Sales. Most of the loans in the Company's portfolio have been originated by the Company. Since 1985, it has been the Company's policy to underwrite most residential mortgage loans in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") standards so that they are eligible for sale in the secondary market. There have been specific circumstances when the Company has elected to sell loans from its portfolio.

     In addition to originating home loans for its own portfolio, the Company has originated home loans for correspondents and has sold loans to government entities. Loan sales usually generate fee income and loan servicing income for the Company. At the present time most loans not retained in portfolio are sold, servicing-released, to other private investors. The Company plans to sell more loans more loans to the FHLMC and FNMA, while retaining servicing rights on the loans. The Company purchases loans that meet its underwriting guidelines to supplement its own originations.

Loan Commitments. In making home mortgage loans, the Company does not normally charge a commitment fee. As part of the loan application, the borrower pays the Company for its out-of-pocket costs in processing the application, such as the cost of appraisal, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved.

     See Note 8 to Consolidated Financial Statements for information as to total loan commitments outstanding at June 30, 1996.

Income from Loan Activities. Interest rates charged by the Company on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage-loan interest rates reflect factors such as general interest rate levels, the supply of money available to the Company and the demand for such loans. These factors are, in turn, affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

     The Company receives fees for servicing loans sold to others. These fees generally are a percentage of the balance of the loans being serviced. At June 30, 1996 the Company was servicing $14.7 million of loans for others. The Company recognized $120,000, $74,000 and $47,000 of income from servicing loans in the years ended June 30, 1996, 1995 and 1994, respectively. See Note 5 of the Notes to Consolidated Financial Statements.

     The Company also receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn are dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Company. The Company usually sets its loan interest rates and fees whereby approximately 3/4% to 1-1/2% of the principal amount is earned in fees when home loan originations are sold to other investors.

        The following table sets forth certain information at June 30, 1996 regarding loans in the Company's portfolio based upon their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                        Due After    Due After    Due After    Due After   Due After
                          Due During    1 through    2 through    3 through    5 through   10 through     Due After
                           the Year     2 Years      3 Years      5 Years      10 Years     15 Years       15 Years
                            Ending       After        After        After        After        After          After
                           June 30,     June 30,     June 30,     June 30,     June 30,     June 30,       June 30,
                             1997         1996         1996         1996         1996         1996           1996        Total
                             ----         ----         ----         ----         ----         ----           ----        -----
                                                                           (In thousands)
Real estate
    mortgage
    loans                    $ 2,340       $2,033       $2,372       $5,415      $15,071        $22,444      $52,662     $102,337
Real estate
    construction               8,119           76          -            -            -            -             -          8,195
Consumer loans                   775          132          263          230        1,150         3,449        2,689        8,688
Commercial, other
    than mortgage                 25           -            -            -           105           -             -           130
                              ------       ------       ------       ------      -------      -------       -------      -------

    Total                   $ 11,259       $2,241       $2,635       $5,645      $16,326       $25,893      $55,351     $119,350
                              ======        =====        =====        =====       ======        ======       ======      =======

        Of the $108.1 million in loans due after 1997, 39% of such loans have fixed interest rates and 61% have adjustable interest rates.

Nonperforming Loans, Restructured Loans, and Foreclosed Property. The following table sets forth information with respect to the Company's nonperforming assets as of the dated indicated.

                                                                       At June 30,
                                                                       -----------
                                                              1996        1995        1994
                                                              ----        ----        ----
                                                                     (In thousands)
Loans accounted for on a nonaccrual basis:
   Real estate mortgage:
      Single-family residential                              $ 272        $212        $276
      Multi-family and commercial                              403          -           -
      Consumer and other loans                                  10          -           -
                                                              ----        ----        ----

           Total                                               685         212         276
                                                              ----        ----        ----

Accruing loans which are contractually
   past due 90 days or more:
      Single-family residential                                 -           -           -
                                                              ----        ----        ----

           Total                                                -           -           -
                                                              ----        ----        ----

      Total of nonaccrual and 90 days past due loans          $685        $212        $276
                                                               ===         ===         ===

      Percentage of total loans                                .57%        .18%        .26%
                                                               ===         ===         ===

    Other nonperforming assets (1)                            $108        $768        $917
                                                               ===         ===         ===

    Total nonperforming assets                                $793        $980      $1,193
                                                               ===         ===       =====

    Percentage of total assets                                 .51%        .62%        .84%
                                                               ===         ===         ===

(1) Other nonperforming assets represent property acquired by the Company through foreclosure or repossession.

     Interest on the nonaccruing loans that would have been reported as income for the years ended June 30, 1996, 1995 and 1994 had the loans been fully accruing, totaled approximately $32,000, $16,000, and $22,000, respectively, of which approximately $8,000, $6,000 and $12,000, were received during the years ended June 30, 1996, 1995 and 1994, respectively.

Loan Impairment and Losses.  On July 1, 1995, the Company adopted  Statements of
     Financial Accounting Standards No. 114 and 118 ("SFAS 114 and 118"). These Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by modifying its review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements.

     Management considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and interest payments (other than minimum delays or shortfalls in payments), and (iii) other information known by management which would indicate that full repayment of the principal and interest is not probable. In evaluating loans for impairment, management generally considers delinquencies of 90 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications of impairment.

     Management evaluates smaller balance, homogenous loans for impairment and adequacy of allowance for loan losses collectively, and evaluates other loans for impairment individually, on a loan-by-loan basis. For this purpose, the Company considers its portfolio of first mortgage, single-family residential loans with outstanding balances less than $250,000 and its consumer loan portfolio to be smaller balance, homogenous loans. The Company evaluates each of these loan portfolios for impairment on an aggregate basis, and utilizes its own historical charge-off experience, as well as the charge-off experience of its peer group and industry statistics to evaluate the adequacy of the allowance for loan losses. For all other loans, the Company evaluates loans for impairment on a loan by loan basis.

     The Company evaluates all nonaccrual loans as well as any accruing loans exhibiting collateral or other credit deficiencies for impairment. With respect to impaired, collateral-dependant loans, any portion of the recorded investment in the loan that exceed the fair value of the collateral is charged-off. During the years ended June 30, 1996, 1995 and 1994, no loans were identified as impaired under the provisions of SFAS 114 and 118.

Asset Classification.  Federal regulations  require each savings  institution to classify its assets on a regular basis. In addition, in connection with examinations of such savings institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: substandard, doubtful and loss. An asset is classified "substandard" if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. Assets classified as substandard or doubtful require the savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as loss, or charge off such amount. Federal examiners may disagree with the savings institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS District Director. Classified assets totaled $947,000 at June 30, 1996 of which $943,000 were substandard assets and $4,000 were classified doubtful. Non-performing assets discussed in the table above are included in classified assets. Of the total classified assets, approximately $64,000 is real estate owned, $44,000 is other repossessed assets and $839,000 are earning assets with recognized credit weakness related to borrowers or weaknesses in the underlying collateral causing classification.

Investment Activities

     The Company is required under federal regulations to maintain a minimum amount of its portfolio in liquid assets, which typically are marketable short-term investments. Actual liquidity levels may be increased above these minimums, depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future, and management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At June 30, 1996, the Company's liquidity ratio was 7.4%.

Sources of Funds

General. Deposits are the primary source of the Company's funds for lending and other investment activities. In addition to deposits, the Company also derives funds from loan and securities principal repayments, loan sales, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. From time to time, the Company emphasizes longer-term deposits as compared to shorter-term deposits in order to lengthen the average term on its interest-bearing liabilities. At June 30, 1996, the percentage of the Company's deposits with terms shorter than or equal to one year represent 72.3% of total deposits. FHLB loans may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. The Company also may borrow on a longer-term basis for general business purposes. At June 30, 1996, the Company did not have any borrowed funds outstanding. See Note 7 of the Notes to Consolidated Financial Statements for additional information concerning the Company's deposits.

Deposits.  Consumer and commercial  deposit  accounts are attracted  principally from within the Company's market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms up to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. The Company also offers individual retirement accounts ("IRAs").

     The Company's activities are designed primarily to attract deposits from local residents rather than to obtain deposits from areas outside its primary market. Deposits are acquired through marketing and advertising strategies including branch reader boards, direct mail, print advertising and cross selling. The Company does not accept, and never has accepted, deposits from brokers.

     The deregulation of various federal controls on insured deposits has allowed the Company to be more competitive in obtaining funds and has given it more flexibility to meet the threat of deposit outflows. While the deregulation of rates payable on deposits has allowed the Company to be more competitive in the acquisition and retention of funds, it has also resulted in a more volatile cost of funds.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, earnings spread, rates paid by competitors, growth goals, and federal regulations.

Reserve   Requirements.   Reserve   requirements  are  established  by  law  for
     transaction accounts and non- personal time deposits of all depository institutions. NOW accounts, money market accounts and Super NOW accounts, for example, are subject to reserve requirements. See "Regulation - Federal Reserve System".

Employees

     At June 30, 1996, the Company had 51 full-time employees and 11 part-time employees. No employees were represented by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

     The Company currently maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long term disability insurance, life insurance, and education assistance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in the Company's market areas.

Taxation

General.  The  following  discussion   summarizes  certain  federal  income  tax
     provisions applicable to the Company as a thrift institution. This summary is based on the Internal Revenue Code of 1986, as amended ("Code"), regulations, rulings and decisions currently in effect, all of which are subject to change.

     The Holding Company and its subsidiaries currently file a consolidated federal income tax return on a June 30, fiscal year basis.

Federal Income Taxation. First Family is subject to the provisions of the Code in the same general manner as other corporations. However, certain subsidiaries of First Family such as the Bank, which meet certain definitional tests and other conditions prescribed by the Code may benefit from favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deductions, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans is based generally on actual loss experience over a period of years ("experience method"). The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon the experience method or a percentage of taxable income determined without regard to such deduction ("percentage of taxable income method"). These deductions may have the effect of lowering slightly the tax rates applicable to the Company.

     Generally, the Company elects to use the bad debt reserve deduction which results in the most favorable tax treatment. Historically, the Company has elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, of "specially computed" taxable income. The allowable deduction under the percentage of taxable income method ("percentage bad debt deduction") is 8% if certain assets ("qualifying assets") of an institution amount to at least 60% of its total assets. There is no bad debt reserve deduction in the event that less than 60% of the total dollar amount of the assets of an institution are qualifying assets. Moreover, in such case, an institution could be required to recapture, generally over a period of up to four years, its existing bad debt reserve. As of June 30, 1996, more than the required amount of the Company's total assets were qualifying assets.

     The bad debt reserve deduction under the percentage of taxable income method is subject to certain limitations. First, the amount of the deduction accumulated in reserves for losses on qualifying real property loans may not exceed 6% of such loans outstanding at the end of the taxable year. Further, the amount of the deduction for losses on qualifying real property loans cannot exceed the amount which, when added to that year's bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Finally, the percentage bad debt deduction under the percentage of taxable income method is reduced by the deduction for losses on nonqualifying loans. It is not expected that the limitations will restrict the Company from making the maximum addition to its bad debt reserve.

     Under the Code, an alternative minimum income tax ("AMT") is imposed to the extent a corporation's AMT exceeds the corporation's regular income tax for the year. The AMT is imposed at the rate of 20% of a specially computed tax base known as "alternative minimum taxable income." A corporation's alternative minimum taxable income for any taxable year is the corporation's taxable income determined with regard to certain adjustments prescribed by the Code, and increased by a number of preference items, including (i) the amount by which the deduction allowable for the taxable year under the percentage of taxable income method exceeds the amount that would have been allowable using the experience method and (ii) the interest earned on certain tax-exempt private activity bonds issued on or after August 8, 1986. One adjustment to AMT is based on an amount equal to 75% of the amount by which a corporation's adjusted current earnings (as defined in the Code) exceeds its AMT (determined without regard to this preference and prior to reduction for net operating losses).

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to the Holding Company (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax. At June 30, 1996, the Bank had approximately $2,889,000 in tax earnings and profits available for dividend distribution to the Holding Company without the imposition of any tax to the Bank.

     Changes in tax laws in recent years have eliminated or reduced tax benefits from payments of interest, from investments in real estate, and from IRA contributions. These and other tax law changes could have an indirect adverse effect on the business of savings institutions, including the Bank. The Company's federal income tax returns have not been audited in the last four years.

     For further information regarding federal income taxes, see Note 10 of the Notes to Consolidated Financial Statements.

State Income Taxation. The State of Florida has a corporate franchise tax which subjects the Company's taxable income in Florida to a 5.5% tax. Florida taxable income is substantially similar to federal taxable income, except that it includes interest income on obligations of any state or political subdivision thereof which is not otherwise exempt under Florida laws and that net operating losses cannot be carried back to prior taxable years. The Florida franchise tax may be reduced by a credit for intangible taxes paid, but such credit cannot exceed 65% of the franchise tax due for the year. This tax is deductible in determining federal taxable income.

Income Tax  Accounting  Standard.  In February  1992,  the Financial  Accounting
     Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109") relating to the method of accounting for income taxes. SFAS 109 requires companies to take into account changes in tax rates when valuing the deferred income tax amounts they carry on their balance sheets (the "Liability Method"). SFAS 109 also requires that deferred taxes be provided for all temporary differences between financial statement income and taxable income. The Company adopted SFAS 109 in fiscal 1992 and retroactively applied it to the fiscal year beginning July 1, 1989.

Regulation and Supervision

General. The following is a brief summary of the regulatory environment in which the Company operates and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein.

     First Family is a unitary savings and loan holding company and is registered as such with the OTS and is subject to regulation and supervision by the OTS. The Company is required to file with the FRB and the OTS annual reports and such other information as they may require. The FRB and OTS may also conduct examinations of the Company.

     First Family is a legal entity which is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to First Family or its affiliates. In particular, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to First Family or, with certain exceptions, other affiliates.

Regulation of the Company

General. The Company is a nondiversified unitary savings and loan holding company within the meaning of the Home Owners Loan Act of 1933, as amended ("HOLA"). As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution, the Company would become a multiple savings and loan holding company (if the acquired institution were held as a separate subsidiary). The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation. Recently proposed legislation could restrict the activities of unitary savings and loan holding companies to those permissible for multiple savings and loan holding companies.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The laws of the states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does impose such restrictions on subsidiary savings institutions, as described below. Thus, the Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Transactions with Related Parties and Affiliates.  The Banks authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with a savings institution, or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the savings institution as those prevailing at the time for comparable transactions with a nonrelated party or nonaffiliated company. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonrelated parties or nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act.

     Section 22(g) and 22(h) of the Federal Reserve Act ("FRA") and Regulation O set limits on loans and extensions of credit to executive officers, directors and 10% shareholders, as well as companies which such persons control, applies to savings institutions. Among other things, such loans must be made on terms, including interest rates, substantially the same as loans to unaffiliated individuals which involve no more than the normal risk of collectibility and place limits on the amount of loans the Bank may make to such persons. These restrictions apply in addition to certain restrictions on transactions with affiliated persons contained in the OTS regulations.

Regulation of the Bank

General. The activities of savings institutions are governed by the HOLA and by OTS regulations adopted thereunder. The Bank is a federally-chartered institution and its deposit accounts are insured up to a maximum of $100,000 per each insured depositor under SAIF which is administered by the FDIC. As such, the Bank is subject to examination and regulation by the OTS and the FDIC.

Insurance of Deposit Accounts. FDICIA required the FDIC to establish,  beginning
     January 1, 1994, a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. For the semi-annual assessment period beginning January 1, 1993, a transitional risk-based insurance system was implemented by regulation by the FDIC pursuant to FDICIA and the average assessment rate paid by SAIF and BIF insured institutions was increased. Under the rule implementing the transitional system, the FDIC assigned an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. These categories consist of well capitalized, adequately capitalized or undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. A savings institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the transitional system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points of deposits for an institution in the highest category (i.e., well-capitalized and financially sound with only a few minor weaknesses) to 31 basis points of deposits for an institution in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the SAIF unless effective corrective action is taken). The Bank's assessment rate for the first six months of the fiscal year 1997 will be $.23 per $100 of deposits which based upon deposits as of June 30, 1996, would be approximately $330,000 in fiscal 1997. The Bank paid $416,000 in FDIC premiums during the year ended June 30, 1996.

     Federal legislation has been proposed which would merge the BIF and SAIF funds. If this occurs, it is expected that the premiums paid by the Bank would decrease substantially after an initial one-time assessment. The Company cannot predict if or when such legislation may be enacted.

     A final rule establishing a new risk-based system was adopted by the FDIC in June 1993. Semi-annual assessment under the final rule went into effect on January 1, 1994. Except for limited changes, the structure of the new risk-based system is substantially the same as the structure of the transitional system. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determined to increase the assessment rates for all depository institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise SAIF insurance premiums again in the future to fund the SAIF. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the savings institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of First Family does not know of any practice, condition or violation that might lead to termination of deposit insurance. At June 30, 1996, the Bank's regulatory capital exceeded all of the fully phased-in capital requirements.

     To reduce the risk of loss to SAIF, the OTS is required to promulgate regulations regarding institutional capital and permissible business activities. The OTS is required to issue regulations that specify certain mandatory and discretionary supervisory actions to be taken when FDIC-insured savings institutions fall within one of the following five specific categories which are indexed to the capital level of the institution:

     "Well capitalized" - an institution that significantly exceeds the required minimum level for each relevant capital measure.

     "Adequately capitalized" - an institution that meets the required minimum level for each relevant capital measure.

     "Undercapitalized" - an institution that fails to meet the required minimum level for any relevant capital measure.

     "Significantly undercapitalized" - an institution that is significantly below the required minimum level for any relevant capital measure.

     "Critically undercapitalized" - an institution that has a ratio of tangible equity to total assets of 2% or less, or otherwise fails to meet the critical capital level established under Section 38(c)(3)(A) of the Federal Deposit Insurance Act.

     Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distribution or paying a management fee to a controlling person. These undercapitalized institutions are subject to certain mandatory supervisory actions, including increased monitoring, required capital restoration planning, and growth and acquisition restrictions. Significantly undercapitalized institutions face even more severe restrictions such as requiring the institution to raise additional capital; restricting transactions between the institution and its affiliates; restricting interest rates paid on deposits; requiring the institution to accept an offer to be acquired by another institution or company; and requiring the institution to terminate, reduce or alter any activity posing excessive risk to the institution. The OTS may require a significantly undercapitalized institution or an undercapitalized institution that has failed to submit or implement an acceptable capital restoration plan to comply with restrictions on activities imposed on critically undercapitalized institutions (a term defined to include institutions which still have a positive net worth). These institutions may not enter into any material transaction such as investment, expansion, sale of assets requiring notice to the OTS; extend credit for any highly leveraged transaction; amend their charter or bylaws; make any material change in their accounting methods; or pay excessive compensation or bonuses.

     On September 16, 1992, the OTS adopted final regulations to implement the prompt corrective action provisions of FDICIA. These regulations became effective December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. For example, a savings institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. A savings institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, and (generally) a Tier 1 leverage capital ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution. A savings institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. In addition, the OTS is authorized effectively to downgrade an institution to a lower capital category than the institution's capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the institution has received a less than satisfactory examination rating for any of the equivalent MACRO rating categories on asset quality, management, earnings or liquidity). Based upon current capital and most recent examinations, management of First Family does not believe that the Bank will be materially affected by the new regulation. At June 30, 1996, the Bank was considered "well capitalized".

     In accordance with FDICIA, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, an "undercapitalized" institution may not accept, renew or roll over any brokered deposits. "Adequately capitalized" institutions may request a waiver from the FDIC to do so while "well capitalized" institutions may accept, renew or roll over such deposits without restriction. The rule requires registration of deposit brokers and imposes certain recordkeeping requirements. Institutions that are not "well capitalized" (even if meeting minimum capital requirements) are subject to limits on rates of interest they may pay on brokered and other deposits. At June 30, 1996, the Bank had no brokered deposits.

FIRREA. The FIRREA,  which was enacted on August 9, 1989,  abolished the Federal
     Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC") and significantly changed the federal regulatory framework for savings institutions and their holding companies. The FHLBB's regulatory responsibilities for savings institutions and their holding companies were transferred to the Director of the OTS, and a new insurance fund was established to insure the deposit accounts of savings institutions. All savings institutions that were insured by the FSLIC immediately prior to the enactment of FIRREA automatically became members of the SAIF upon enactment of FIRREA. The SAIF is administered by the FDIC, which also administers the Bank Insurance Fund, the insurance fund for commercial banks and in some instances savings banks. The FDIC, in its capacity as administrator of the SAIF, has the authority generally to regulate savings institutions to the extent necessary to ensure the safety and soundness of the SAIF. The Director of the OTS serves as a member of the FDIC's Board of Directors.

Qualified Thrift Lender Test ("QTL").  The QTL test as originally imposed by the
     Competitive Equality Banking Act of 1987 and the underlying FHLBB regulations, required that a savings institution maintain at least 60% of its total tangible assets in "qualified thrift investments" on an average basis in three out of every four quarters and two out of every three years. The FIRREA amended the QTL test by requiring that a savings institution's qualified thrift investment equal or exceed 70% of the savings institution's portfolio assets for the two-year period beginning July 1, 1991. The QTL test has since been liberalized with the enactment of the FDICIA, reducing the test from 70% to 65% and providing that the test be measured on a monthly average basis in 9 out of every 12 months.

     For purpose of the test, portfolio assets are defined as: the total assets of the savings institution minus goodwill and other intangible assets; the value of property used by the institution to conduct its business; and liquid assets not to exceed a certain percentage (20% under FDICIA) of the savings institution's total assets.

     Under the QTL statutory and regulatory provisions, "qualified thrift investments" include home mortgages, home improvement loans, home equity loans, manufactured housing loans, securities backed by or representing an interest in mortgages on residential or manufactured housing, and shares of stock issued by a Federal Home Loan Bank, as well as a designated percentage of consumer loans and, subject to certain limits, shares of stock issued by the FNMA or FHLMC, and 50% of residential mortgage loans originated and sold within 90 days. Investments in non-subsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retain the right to service such loans.

     A savings institution that fails to become or remain a qualified thrift lender shall either become a national bank or be subject to restriction specified in FIRREA. A savings institution that converts to a bank must pay the applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a national bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch offices where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a qualified thrift lender if it, thereafter, complies with the QTL test.

     As of June 30, 1996, the Bank was in compliance with the current QTL requirement.

Branching. In order to obtain  supervisory  clearance for  branching,  a savings institution's regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. Section
     38(e)(4) of the FDI Act prohibits any "undercapitalized" savings institution from acquiring or establishing additional branches, unless: (i) the OTS has accepted the savings institution's capital restoration plan required by the law; (ii) the institution is implementing the plan; and
     (iii) the OTS determines that the proposed action is consistent with such plan, or the FDIC Board of Directors determines that the proposed action will further the purposes of the law. In addition, the savings institution must have a satisfactory record under the Community Reinvestment Act. At June 30, 1996 First Family operates five (5) full service branches.

Subsidiary Activities.  The FIRREA substantially  revised the minimum regulatory capital requirements and tangible capital requirements of savings institutions. Under FIRREA, investments in and loans to subsidiaries engaged in activities not permitted to national banks must be deducted from capital in determining whether an institution meets its regulatory and tangible capital requirements. At June 30, 1996, First Family had one active wholly-owned subsidiary, First of Eustis, Inc. which was incorporated in September, 1981 and two inactive subsidiaries, First Family Real Estate & Investments, Inc. and First Family Ventures, Inc., both of which were incorporated on March 31, 1982.

     The procedures for establishing or acquiring an operating subsidiary differ depending on whether the parent savings institution is eligible for "expedited treatment". A savings institution that is eligible for expedited treatment may submit a notice to the OTS and FDIC, rather than an application, stating that it intends to establish or acquire an operating subsidiary or engage in new activities through an existing operating subsidiary. If an application is required, formal approval from the OTS must be obtained by the parent savings institution before it can establish or acquire an operating subsidiary or engage in new activities through the existing operating subsidiary. At June 30, 1996, First Family had one operating subsidiary, First of Eustis, Inc. First Family, through First of Eustis, Inc., a wholly-owned subsidiary entered into a securities product and insurance product agreement in January, 1990 with Liberty Financial, whereby Liberty Financial, leased office space in First Family's branch offices, paid fees in connection with its sale of securities to First Family customers, and utilized certain marketing services provided by First Family. This brokerage activity was preapproved by OTS for First of Eustis, Inc.

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operation of the OTS. The general assessment, to be paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank's paid $47,000 in OTS assessments for the fiscal year ended June 30, 1996.

Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, less intangibles other than certain qualifying goodwill and certain purchased mortgage servicing rights. The Bank has no supervisory goodwill. In determining compliance with these capital standards, investments in and extension of credit to any subsidiary engaged in activities not permissible for a national bank shall be deducted from capital. Such deductions were being phased in gradually until June 30, 1994. At June 30, 1996, the Bank had only a minor amount of investments or extensions of credit which were required to be deducted from capital.

     On August 23, 1993, the OTS adopted a final regulation amending its regulatory capital rules to incorporate an "interest rate risk component." Savings associations would be required to comply with the provisions of the new rule beginning on July 1, 1994, and calculations of an association's sensitivity to interest rate risk would be determined by using the association's financial data from the preceding two calendar quarters. Generally speaking, the rule would measure an association's interest rate risk by determining the changes to an association's "net portfolio value" in response to a hypothetical 200 basis point increase or decrease in market interest rates. Under the rule, a decline in net portfolio value of up to 2% of an association's assets will be considered a "normal level" of interest rate risk. It is only when a decline in net portfolio value would exceed that 2% threshold that an association would be required to hold capital against the interest rate risk. In that case, an institution would be required to hold capital in an amount equal to one-half of the difference between the measured risk and the 2% threshold. The rule also includes an exemption for savings association with less than $300 million in assets that have a risk-based capital ratio of 12 percent or more. Institutions qualifying for the exemption may opt to file a "short form" of financial information with OTS and would not be subject to the interest rate risk component of the capital regulation.

     As  of  June  30,  1996,  the  risk-based   capital  standard  for  savings
     institutions is 8.0% of total capital (which is defined as core and supplementary capital) to risk-weighted assets. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-adjusted assets. Overall, the amount of supplementary capital counted toward total capital cannot exceed 100% of core capital. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

     The following table summarizes the current capital requirements at June 30, 1996 for the Bank (See Also Note 16 to the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders):

                                                                     At June 30, 1996
                                                                     ----------------
                                                    Core                 Tangible               Risk-Based
                                                    ----                 --------               ----------
                                                                    ($ in thousands)
                                                         % of                   % of                    % of
                                                         Quali-                 Quali-                  Risk-
                                                         fying                  fying                  Weighted
                                             Amount     Assets       Amount     Assets       Amount     Assets
                                             ------     ------       ------     ------       ------     ------

Regulatory capital                          $ 9,061       5.8%      $ 9,061      5.8%       $ 9,784     12.2%
Requirement                                   4,668       3.0         2,334      1.5          6,436      8.0
                                              -----       ---         -----      ---          -----     ----

Excess                                      $ 4,393       2.8%      $ 6,727      4.3%       $ 3,348      4.2%
                                            =======       ===       =======      ===        =======      ===

At June 30, 1996, the Bank exceeded all of its capital requirements.

Capital Distributions.  Federal  regulations  impose certain  limitations on the payment of all capital distributions by the Bank such as cash dividends and other distributions charged against capital. Under the regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements, is generally permitted without OTS approval to make capital distributions during a calendar year in the amount of (i) up to 100% of its net income to date during the calendar year, plus (ii) an amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distribution in excess of that amount requires prior OTS approval. A savings association with total capital in excess of the fully phased-in capital requirement that has been notified by OTS that it is in need of more than normal supervision also will be subject to restrictions on its ability to pay dividends. A savings association with total capital in excess of current minimum capital requirements but not in excess of fully phased-in requirements is permitted by the new regulations to make capital distributions, without OTS approval, of between 25% and 75% of its net income for the previous four quarters, less dividends already paid for such period, depending on the extent of its capital. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of OTS. The Bank meets its fully phased-in capital requirements and, unless OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of OTS regulations discussed above. Provisions of FDICIA also would bar any insured depository institution from making any capital distribution if, after making the distribution, the institution would be "undercapitalized,"with certain narrow exceptions.

Liquidity.  The Bank is required to maintain an average  daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average daily liquidity ratio at June 30, 1996 was 7.4% and the short-term liquidity ratio at June 30, 1996 was approximately 5.3%.

Enforcement. Under the HOLA, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement actions against all "institution-related parties," including stockholders, attorneys, appraiser and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Civil penalties are broadened to cover a wider range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes are increased to 15 years. In addition, regulators are provided with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. The FDI Act empowers the FDIC to recommend to the Director of OTS enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

Loans to One Borrower.  Under the HOLA, savings  institutions are subject to the national bank limits on loans to one borrower. Generally, savings institutions now may lend to a single or related group of borrowers on an unsecured basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At June 30, 1996, the Bank was in compliance with the loans to one borrower limit.

     On February 15, 1995, the Office of the Comptroller of the Currency announced its revised rules governing national bank lending limits which were effective on March 17, 1995. The revisions automatically apply to savings institutions regulated by the OTS. Under the revision, the calculation of capital has been changed to the bank's total Tier 1 and Tier 2 capital, plus the balance of the bank's allowance for loan and lease losses not included in the total Tier 1 and Tier 2 capital. The revised rule simplifies the calculation of loan limits by permitting the Bank to rely mainly on information from quarterly reports of condition of income or call reports, instead of requiring calculation of the lending limits on a daily basis.

Community  Reinvestment.  Under  the  Community  Reinvestment  Act  ("CRA"),  as
     implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit applications by such institution. The FIRREA amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating to require that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the previously existing five-tiered numerical rating system. The Bank is committed to meeting the needs of the communities it serves.

     New CRA regulations which were enacted in late 1995 take effect starting in 1996. Under the new regulations, institutions will be evaluated based on:
     (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. Under the new regulations, an institution which is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

     The Bank received an "outstanding" CRA Rating in its last CRA Examination. Management believes the Bank meets its obligations under the CRA and intends to continue to make a difference in the local communities it serves by investing in those communities in order to provide more opportunities for the citizens therein.

Federal Home Loan Bank  System.  The FHLB System  consists  of 12  regional  FHL
     Banks. The FHLB provides a central credit facility primarily for member savings institutions. The Bank as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB-Atlanta, whichever is greater. First Family is in compliance with this requirement. The FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended June 30, 1996, dividends from the FHLB-Atlanta amounted to $82,000 or 3.8% of the Bank's pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, the Bank's net interest income might also be reduced. Furthermore, there can be no assurance that the impact of the FIRREA on the FHLB's will not also cause a decrease in the value of the FHLB-Atlanta stock held by the Bank.

Federal Reserve System.  The Federal Reserve Board  regulations  require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $51.9 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.56 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $51.9 million. The first $4.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. First Family is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy  liquidity  requirements  imposed  by  the  OTS.  Because  required
     reserves   must  be  maintained  in  the  form  of  either  vault  cash,  a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve's "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

                               ITEM 2. PROPERTIES

    The following table sets forth the location of the Company's offices, all of which it owns, at June 30, 1996 and certain other information relating to these properties at that date:

                                                         Net Book Value of
                                                         -----------------
                                                                    Furniture
                                     Date           Building      Fixtures and
           Location                 Opened          and Land        Equipment
           --------                 ------          --------        ---------
                                                  (In thousands)
 2801 South Bay Street  *             1973           $ 1,338      $190
 Eustis, Florida

 2803 South Bay Street                1987               553        10
 Eustis, Florida

 1330 Citizens Boulevard
 Leesburg, Florida                    1974               194        13

 909 North Donnelly Street
 Mount Dora, Florida                  1962                45         7

 224 North Sinclair Avenue
 Tavares, Florida                     1972               119        26

 356 North Central Avenue
 Umatilla, Florida                    1975                64        16

- - --------------------

 *    This is the corporate headquarters.

The Company uses on-line processing terminals. Branch offices communicate through the main office with the Company's outside provider of data processing services. At June 30, 1996, the net book value of the Company's premises and equipment was $2,575,000. See Note 4 of the Notes to the consolidated Financial Statements for additional information concerning the Company's premises and equipment.

                            ITEM 3. LEGAL PROCEEDINGS

 The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings undertaken in the ordinary course of business.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 During the fourth quarter of the fiscal year ended June 30, 1996, no matters were submitted to a vote of the security holders through a solicitation or otherwise.

                                     PART II

             ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

Registrant hereby incorporates by reference the section entitled "Financial Highlights" in its Annual Report to Stockholders for the year ended June 30, 1996. The Company had only one class of stock outstanding and had 403 shareholders at that date. For restrictions on payment of dividends, see Note 15 to the consolidated financial statements included in the registrant's annual report which is also hereby incorporated by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

Registrant hereby incorporates by reference the section entitled "Selected Financial Data" in its Annual Report to Stockholders for the year ended June 30, 1996.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              RESULTS OF OPERATIONS

Registrant hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in its Annual Report to Stockholders for the year ended June 30, 1996.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant hereby incorporates by reference the Report of Independent Auditors and Consolidated Financial Statements and related notes in its Annual Report to Stockholders for the year ended June 30, 1996.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's accountants on any matter of accounting principles or practices or financial statement disclosures.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Registrant hereby incorporates by reference the sections entitled "Management - Directors of the Company" and "Management - Remuneration of Directors and Officers" contained in its 1996 Annual Meeting Proxy Statement.

                         ITEM 11. EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the section entitled "Management - Remuneration of Directors and Officer" contained in its 1996 Annual Meeting Proxy Statement.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Registrant hereby incorporates by reference the section entitled "Principal Holders of Voting Securities" contained in its 1996 Annual Meeting Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans made to directors and executive officers and employees of the Company are made on substantially the same terms, including interest rates and collateral, as are made to other customers of the Company. Such loans do not involve more than the normal risk of collectibility or other unfavorable features.

Savings institutions and banks are governed by the provisions of Section 22(g) and 22(h) of the FRA with regard to the extension of credit to affiliates, directors, executive officers and principal shareholders. Loans made to executive officers, directors, and holders of 10% or more of the shares of any class of the Company Common Stock ("Principal Shareholder") and affiliates thereof must contain terms no less favorable to the Company than could have been obtained in arm's-length negotiations with unaffiliated persons, and such transactions must be approved in advance by a majority of disinterested directors. All of the Company's loans to its directors and officers are current in their contractual payments of both principal and interest. The Company has no loans outstanding to any Principal Shareholder.

Set forth below is certain information, as of June 30, 1996, as to loans made by the Company to each of its directors and executive officers whose aggregate indebtedness to the Company exceeded $60,000 at any time during the 1996 fiscal year (in thousands).


                                  Highest Balance
                                    During Year         Balance as
Name and Position        Date of    Ended June 30,       of June 30,     Interest
with First Family          Loan          1996               1996           Rate    Type(1)
- - -----------------          ----          ----               ----           ----    -------

Thomas A. Windram,        4/29/87       $  95                $ -             - %    FM
Director                  11/6/90          22                  -             - %    SM
                          2/12/96         119                  - (2)        7.6%    FM
William M. Furnas,
 Director                 4/16/87          97                  95           7.6%    FM
William Wintersdorf,     10/27/86          86                  84           8.2%    FM
 Director                11/12/95          93                  93           6.4%    FM
Braxton W. Price,
Director                  2/13/95         146                 144           7.5%    FM
John B. Kirkpatrick, Jr.
Director                  3/29/93          92                  -             - %    FM
I. D. Red Voldness
Director                 11/16/95         200                 200           6.9%    FM



(1) "FM" (First Mortgage Loan);  "SM" (Second  Mortgage Loan);
(2) This loan has been sold.

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed by Registrant as part of this report:

                                                        Page Number
                                                           Annual         Form
                                                           Report         10-K
                                                           ------         ----

Financial Statements, Financial statements
  of Registrant are incorporated herein by
  reference to Registrant's Annual Report to
  Stockholders for the year ended June 30, 1996           17 - 38          -

Independent Auditors' Report                                   39          -

Consolidated Balance Sheets at June 30, 1996 and 1995          17          -

Consolidated Statements of Earnings for the
  years ended June 30, 1996, 1995 and 1994                     18          -

Consolidated Statements of Stockholders' Equity
  for the years ended June 30, 1996, 1995 and 1994             19          -

Consolidated Statements of Cash Flows for the
  years ended June 30, 1996, 1995 and 1994                20 - 21          -

Notes to Consolidated Financial Statements                22 - 38          -

(b) Reports on Form 8-K
       No reports on Form 8-K have been filed during the last quarter of the year ended June 30, 1996.

(c) There are no exhibits filed as part of this report

(d) Financial Statement Schedules.

    All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

              Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  FIRST FAMILY FINANCIAL CORPORATION

                                  By:      /s/ David M. Shepherd
                                           ---------------------
                                           President, Chief Executive Officer
                                           and Chairman of the Board

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David M. Shepherd       President, Chief Executive
- - ---------------------       Officer, Chairman of the Board
David M. Shepherd           and Director
                            Principal Executive Officer



/s/ Bradley R. Meredith     Treasurer, Chief Financial Officer,
- - -----------------------     Secretary and Director
Bradley R. Meredith         Principal Financial Officer
                            Principal Accounting Officer


/s/ William Wintersdorf     Director
- - -----------------------
William Wintersdorf


/s/ John B. Kirkpatrick, Jr.Director
- - ---------------------------
John B. Kirkpatrick, Jr.


/s/ Thomas J. Windram       Director
- - ---------------------
Thomas J. Windram


/s/ William M. Furnas       Director
- - ---------------------
William M. Furnas


/s/ Catherine C. Hanson     Director
- - -----------------------
Catherine C. Hanson


/s/ George A. Bavelis       Director
- - ---------------------
George A. Bavelis


/s/ Braxton W. Price, M.D.  Director
- - --------------------------
Braxton W. Price, M.D.


/s/ I.D. Red Voldness       Director
- - ---------------------
I.D. Red Voldness

                                   SIGNATURES

              Pursuant to the requirement of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          FIRST FAMILY FINANCIAL CORPORATION

                          By:
                          David M. Shepherd, President, Chief Executive Officer and Chairman of the Board

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


- - ------------------------   President, Chief Executive
David M. Shepherd          Officer, Chairman of the Board
                           and Director
                           Principal Executive Officer


- - ------------------------   Treasurer, Chief Financial Officer,
Bradley R. Meredith        Secretary and Director of the Board
                           Principal Financial Officer
                           Principal Accounting Officer

- - ------------------------   Director
William Wintersdorf


- - ------------------------   Director
John B. Kirkpatrick, Jr.


- - ------------------------   Director
Thomas J. Windram


- - ------------------------   Director
William M. Furnas


- - ------------------------   Director
Catherine C. Hanson


- - ------------------------   Director
George A. Bavelis


- - ------------------------   Director
Braxton W. Price, M.D.


- - ------------------------   Director
I.D. Red Voldness