Form 10-Q
period 1996-09-30
FIRST FAMILY FINANCIAL CORP
filed 1996-11-13
CIK 927313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----
         EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


                         Commission file number 33-81818


                       FIRST FAMILY FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

        Florida                                            59-3277352
        -------                                            ----------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)



2801 South Bay Street, Eustis, Florida                     32726-6503
--------------------------------------                     ----------
(Address of Principal Executive Offices)                   (Zip Code)



Registrant's Telephone Number, Including Area Code  (352) 357-4171

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                            ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $.01 per share
--------------------------------------
                                  545,000 shares outstanding at November 7, 1996
                                  ----------------------------------------------

                                                                  CONFORMED COPY



                       FIRST FAMILY FINANCIAL CORPORATION


                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                                Page

      Condensed Consolidated Balance Sheets-
         September 30, 1996 (unaudited) and June 30, 1996........................................................2

      Condensed Consolidated Statements of Operations-
         Three months ended September 30, 1996 and 1995 (unaudited)..............................................3

      Condensed Consolidated Statement of Stockholders' Equity-
         Three months ended September 30, 1996 (unaudited).......................................................4

      Condensed Consolidated Statements of Cash Flows -
         Three months ended September 30, 1996 and 1995 (unaudited)..............................................5

      Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-7

      Review by Independent Certified Public Accountants.........................................................8

      Report on Review by Independent Certified Public Accountants...............................................9

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations..............................................................................10-15

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings....................................................................................16

   Item 2. Changes in Securities................................................................................16

   Item 3. Default upon Senior Securities.......................................................................16

   Item 4. Submission of Matters to a Vote of Security Holders..................................................16

   Item 5. Other Information....................................................................................16

   Item 6. Exhibits and Reports on Form 8-K.....................................................................16


SIGNATURES......................................................................................................17






                                          FIRST FAMILY FINANCIAL CORPORATION

                                             PART I. FINANCIAL INFORMATION

                                             Item 1. Financial Statements

                                         Condensed Consolidated Balance Sheets
                                                    (In thousands)
                                                                                       September 30,        June 30,
                                                                                       -------------        --------
                                                                                           1996               1996
                                                                                           ----               ----
                  Assets                                                                (unaudited)

Cash and due from banks                                                                $    1,937            1,752
Interest-bearing deposits with banks                                                        5,677            1,689
                                                                                         --------         --------

      Cash and cash equivalents                                                             7,614            3,441

Securities held to maturity                                                                39,753           29,863
Loans held for sale                                                                           454            1,991
Loans receivable, net                                                                     116,474          114,167
Accrued interest receivable:
      Securities                                                                              350              603
      Loans receivable                                                                        696              687
Premises and equipment                                                                      2,756            2,575
Other real estate owned                                                                        99               64
Restricted securities - Federal Home Loan Bank of
   Atlanta stock                                                                            1,112            1,112
Prepaid expenses and other assets                                                           1,410            1,387
                                                                                         --------         --------

        Total                                                                           $ 170,718          155,890
                                                                                        =========          =======

      Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits                                                                          4,062            4,935
   Savings and NOW deposits                                                                15,532           15,070
   Money market deposits                                                                   18,430           19,092
   Other time deposits                                                                    120,012          104,265
                                                                                          -------          -------

        Total deposits                                                                    158,036          143,362

   Advance payments by borrowers for taxes and insurance                                    1,638            1,254
   Deferred income taxes                                                                       66               66
   Accrued expenses and other liabilities                                                   1,545              774
   Official checks                                                                            729            1,212
                                                                                          -------          -------

        Total liabilities                                                                 162,014          146,668
                                                                                          -------          -------

Stockholders' equity:
      Common stock                                                                              5                5
      Additional paid-in capital                                                            2,873            2,873
      Retained earnings                                                                     5,826            6,344
                                                                                         --------         --------

        Total stockholders' equity                                                          8,704            9,222
                                                                                         --------         --------

        Total                                                                            $ 170,718         155,890
                                                                                         =========         =======



See accompanying Notes to Condensed Consolidated Financial Statements.




                                          FIRST FAMILY FINANCIAL CORPORATION

                                    Condensed Consolidated Statements of Operations
                                   (Dollars in Thousands, except Per Share Amounts)


                                                                                                     Three Months
                                                                                                 Ended September 30,
                                                                                                 -------------------
                                                                                                 1996          1995
                                                                                                 ----          ----
                                                                                                     (unaudited)
Interest income:
   Loans receivable                                                                            $   2,356        2,392
   Securities held to maturity                                                                       535          484
   Other interest-earning assets                                                                      76           45
                                                                                                 -------      -------

           Total interest income                                                                   2,967        2,921
                                                                                                 -------      -------

Interest expense:
   Deposits                                                                                        1,801        1,808
   Other borrowed funds                                                                                1            5
                                                                                                --------     --------

           Total interest expense                                                                  1,802        1,813
                                                                                                 -------      -------

           Net interest income                                                                     1,165        1,108

Provision for loan losses                                                                             30           30
                                                                                                 -------      -------

           Net interest income after provision for loan losses                                     1,135        1,078
                                                                                                 -------      -------

Noninterest income:
   Fees and service charges                                                                          114          137
   Gain on sale of loans                                                                              86          112
   Other                                                                                              20           37
                                                                                                 -------      -------

           Total noninterest income                                                                  220          286
                                                                                                 -------      -------

Noninterest expenses:
   Salaries and employee benefits                                                                    451          449
   Occupancy and equipment, net                                                                       96           85
   Data processing                                                                                    50           65
   Deposit insurance premiums                                                                         97          118
   SAIF recapitalization assessment                                                                  966           -
   Professional fees                                                                                  64           60
   Loan expense                                                                                       21           11
   Other                                                                                             128          182
                                                                                                 -------      -------

           Total noninterest expenses                                                              1,873          970
                                                                                                 -------      -------

(Loss) earnings before income tax provision                                                        (518)          394

Income tax provision                                                                                 -            143
                                                                                               ---------      -------

Net (loss) earnings                                                                           $    (518)          251
                                                                                                =======       =======

(Loss) earnings per share                                                                     $    (.95)          .46
                                                                                                =======       =======

Dividends per share                                                                           $      -            .04
                                                                                                ========      =======

Weighted average number of shares outstanding                                                   545,000       545,000





See accompanying Notes to Condensed Consolidated Financial Statements.



                                          FIRST FAMILY FINANCIAL CORPORATION

                               Condensed Consolidated Statement of Stockholders' Equity

                                  For the Three Month Period Ended September 30, 1996
                                                    (In thousands)




                                                                          Additional                        Total
                                                             Common        Paid-in         Retained      Stockholders'
                                                              Stock        Capital         Earnings         Equity
                                                              -----        -------         --------         ------

Balance at June 30, 1996                                       $ 5           2,873           6,344          9,222

Net loss for the three months ended
    September 30, 1996 (unaudited)                               -             -             (518)           (518)
                                                                --          ------          -----           -----

Balance at September 30, 1996 (unaudited)                      $ 5           2,873           5,826          8,704
                                                               ===           =====           =====          =====






See accompanying Notes to Condensed Consolidated Financial Statements.



                                          FIRST FAMILY FINANCIAL CORPORATION

                                    Condensed Consolidated Statements of Cash Flows
                                                    (In Thousands)
                                                                                                   Three Months
                                                                                               Ended September 30,
                                                                                               -------------------
                                                                                               1996           1995
                                                                                               ----           ----
                                                                                                   (unaudited)
Cash flows from operating activities:
   Net (loss) earnings                                                                     $   (518)           251
   Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
        Depreciation and amortization                                                            32             41
        Amortization of deferred loan fees, net                                                   1            (20)
        Provision for loan losses                                                                30             30
        Decrease in accrued interest receivable                                                 244             48
        Increase in prepaid expenses and other assets                                           (23)            (5)
        Increase (decrease) in accrued expenses and other liabilities                           771           (388)
        Decrease in official checks                                                            (483)           (68)
        Proceeds from sale of loans held-for-sale                                             1,250          1,725
        Origination of loans held-for-sale, net of repayments                                   373           (931)
        Gain on sale of loans                                                                   (86)          (112)
        Gain on sale of other real estate owned                                                 (21)            -
                                                                                            -------           -----

             Net cash provided by operating activities                                        1,570            571
                                                                                             ------          -----

Cash flows from investing activities:
   Net increase in loans                                                                     (2,469)        (1,562)
   Purchases of securities held to maturity                                                 (10,268)            -
   Principal payments received on securities                                                    379            261
   Proceeds from sale of real estate owned                                                      117             37
   Purchases of premises and equipment                                                         (214)           (74)
                                                                                             ------         ------

             Net cash used in investing activities                                          (12,455)        (1,338)
                                                                                             ------          -----

Cash flows from financing activities:
   Net (decrease) increase in noninterest bearing demand,
      savings and NOW deposit accounts                                                       (1,073)         3,021
   Net increase (decrease) in time deposits                                                  15,747         (5,331)
   Proceeds from Federal Home Loan Bank advances                                              1,500          2,000
   Repayments of Federal Home Loan Bank advances                                             (1,500)        (1,500)
   Payment of cash dividends                                                                    -              (22)
   Increase in advance payments by borrowers for taxes and insurance                            384            474
                                                                                             ------         ------

             Net cash provided by (used in) financing activities                             15,058         (1,358)
                                                                                             ------          -----

Increase (decrease) in cash and cash equivalents                                              4,173         (2,125)

Cash and cash equivalents at beginning of period                                              3,441          4,361
                                                                                             ------          -----

Cash and cash equivalents at end of period                                                 $  7,614          2,236
                                                                                             ======          =====

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Income taxes                                                                         $    115             46
                                                                                             ======          =====

      Interest                                                                             $  1,779          1,836

   Noncash investing and financing activities:
      Transfers of loans receivable to real estate owned                                   $    167             35
                                                                                             ======          =====

      Loans originated for the sale of real estate owned                                  $      36            123
                                                                                            =======          =====

      Transfer of loans receivable to loans held-for-sale                                $      -              411
                                                                                           ========          =====


See accompanying Notes to Condensed Consolidated Financial Statements.

                       FIRST FAMILY FINANCIAL CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. General. First Family Financial Corporation (the "Holding Company") owns 100% of the outstanding stock of First Family Bank, fsb and Subsidiaries (the "Bank") (collectively the "Company"). The Bank is a federal chartered savings bank and is insured by the Federal Deposit Insurance Corporation. The Holding Company operates as a unitary savings and loan holding company. The Holding Company's only business activities is the operation of the Bank.

        In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1996 and the results of operations and cash flows for the three-month periods ended September 30, 1996 and 1995. The results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Loan Impairment and Losses. The Company had no impaired loans at September 30, 1996 or 1995 or for the three month periods then ended. The activity in the allowance for loan losses is as follows:
                                                        For the Three
                                                        Months  Ended
                                                         September 30,
                                                         -------------
                                                     1996          1995
                                                     ----          ----
                                                       (In thousands)

        Balance, beginning of period                $ 723          783

        Provision charged to earnings                  30           30

        Charge-offs                                    (9)         (37)
                                                      ----          ---

        Balance, end of period                      $ 744          776
                                                      ===          ===

3. Interest on Deposit Accounts. Interest expense on deposit accounts was as follows:

                                                      For the Three
                                                       Months Ended
                                                       September 30,
                                                       -------------
                                                    1996          1995
                                                    ----          ----
                                                       (In thousands)

        NOW and money market deposit accounts    $   223          147
        Passbook and statement accounts               55           57
        Certificate accounts                       1,529        1,612
        Early withdrawal penalties                    (6)          (8)
                                                    -----        -----

             Total interest on deposit accounts  $ 1,801        1,808
                                                   =====        =====

4. Earnings (Loss) Per Share. Earnings (loss) per share has been computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during the period. The dilutive effect of stock options was not material.

                                                                     (continued)




                       FIRST FAMILY FINANCIAL CORPORATION

   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


5.      Regulatory Capital.  In connection with the insurance of deposit accounts, the Bank is required to maintain certain minimum regulatory capital requirements.  The following is a summary of the regulatory capital requirements, the Bank's capital and the amounts and percentages in excess of such requirements as of September 30, 1996:

                                                 Core                   Tangible                Risk-Based
                                                                 (Dollars in thousands)                  % of Risk
                                                        % of                     % of                     weighted
                                         Amount       Assets       Amount      Assets       Amount        Assets
                                         ------       ------       ------      ------       ------        ------

           Regulatory capital           $ 8,548         5.0%     $ 8,548         5.0%     $ 9,292          11.2%
           Requirement                    5,115         3.0        2,558         1.5        6,645           8.0
                                          -----         ---        -----         ---        -----           ---


           Excess                       $ 3,433         2.0%     $ 5,990         3.5%     $ 2,647           3.2%
                                        =======         ===      =======         ===      =======           ===

6. SAIF Recapitalization Assessment. The FDIC has enacted a one-time SAIF recapitalization assessment. The rate is 65.7 cents per $100 of domestic deposits held as of March 31, 1995. The effect on the Bank as of September 30, 1996 is a pretax charge of $966,000 (.657% on deposits of $147,032,000 at
   March 31, 1995). The amount is included in accrued expenses and other liabilities as of September 30, 1996.

                       FIRST FAMILY FINANCIAL CORPORATION

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb, the Company's independent certified public accountants, have made a limited review of the financial data at September 30, 1996, and for the three month periods ended September 30, 1996 and 1995 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report, furnished pursuant to Article 10 of Regulation S-X, is included herein.

          Report on Review by Independent Certified Public Accountants



The Audit Committee of the Board of Directors
   of First Family Financial Corporation
Eustis, Florida:

   We have reviewed the condensed consolidated balance sheet of First Family Financial Corporation and subsidiaries (the "Company") as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three- month periods ended September 30, 1996 and 1995 and the condensed consolidated statement of stockholders' equity for the three-month period ended September 30, 1996. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated July 17, 1996, except for Note 18, as to which the date is July 19, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON, COHEN & GRIEB
Tampa, Florida
October 24, 1996

                       FIRST FAMILY FINANCIAL CORPORATION

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of September 30, 1996 and June 30, 1996


Liquidity and Capital Resources

   The Company's primary sources of cash and cash equivalents are from loan and securities principal repayments, sales of loans originated for sale, deposit account inflows, and borrowings from the Federal Home Loan Bank of Atlanta ("FHLB"). During the three months ending September 30, 1996, securities principal repayments were $379,000, proceeds from sales of loans were $1.3 million, deposit account inflows totalled $14.7 million and proceeds from FHLB advances were $1.5 million.

   Cash and cash equivalents were used to originate and purchase loans, purchase securities and to payoff FHLB advances. Loans originated and purchased net of principal repayments amounted to $2.5 million, the purchase of securities totalled $10.3 million and repayments of FHLB advances totalled $1.5 million. At September 30, 1996, the Company had outstanding commitments to originate loans of $943,000 and loans in process of $3.3 million. It is expected that these commitments will be funded from the sources described above.

   The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of U.S. Government securities, federal agency securities, and other investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month; short-term liquid assets must consist of not less than 1% of that amount. The Bank has consistently exceeded these requirements.

   During the three months ended September 30, 1996 the Bank did not declare a cash dividend.




                                          FIRST FAMILY FINANCIAL CORPORATION

                                     Item 2. Management's Discussion and Analysis
                              of Financial Condition and Results of Operations, Continued



   The following shows selected ratios for the periods ended or at the dates indicated:

                                                                         Three Months              Three Months
                                                                             Ended      Year Ended    Ended
                                                                        September 30,    June 30,  September 30,
                                                                        -------------    --------  -------------
                                                                              1996         1996        1995
                                                                            -------      -------     -------

Return on average assets                                                     (1.30)%        .91%        .64%

Return on average equity                                                    (22.62)%      16.98%      12.55%

Average equity as a percentage of
         average assets                                                       5.77%        5.36%       5.13%

Equity to total assets at end of period                                       5.10%        5.92%       5.21%

Noninterest expense to average assets                                         2.89%        2.50%       2.49%

Nonperforming loans and other assets
         to total assets at end of period                                      .46%         .51%        .75%

The following table shows weighted average interest rates at the dates indicated:

                                                                                        At          At          At
                                                                                   September 30, June 30,  September 30,
                                                                                       1996        1996        1995
                                                                                     -------     -------   -------------
Weighted average interests rates:
  Interest-earning assets:
      Loans                                                                            8.10%       8.18%       8.22%
      Mortgage-backed securities                                                       6.64%       6.53%       7.29%
      Investment securities                                                            6.51%       6.37%       5.12%
      Other interest-earning assets                                                    6.04%       6.10%       7.12%

        Total interest-earnings assets                                                 7.64%       7.78%       7.89%

  Interest-bearing liabilities:
      Deposit accounts                                                                 5.00%       4.82%       4.91%
      Borrowed funds                                                                     --%         --%       6.75%

        Total interest-bearing liabilities                                             5.00%       4.82%       4.92%

   Interest-rate spread                                                                2.64%       2.96%       2.97%





                                          FIRST FAMILY FINANCIAL CORPORATION

                                     Item 2. Management's Discussion and Analysis
                              of Financial Condition and Results of Operations, Continued

   The following table sets forth information with respect to the Company's nonperforming assets as of the date indicated ($ in thousands):

                                                                                                    At
                                                                                       --------------------------
                                                                                       September 30,     June 30,
                                                                                       -------------     --------
                                                                                            1996           1996
                                                                                            ----           ----
         Loans accounted for on a nonaccrual basis:
              Real estate mortgage:
                  Single-family residential                                               $ 351             272
                  Multi-family and commercial                                               236             403
              Consumer and other loans                                                       -               10
                                                                                          -----             ---

                      Total                                                                 587             685
                                                                                            ---             ---

         Accruing loans which are contractually past due 90 days or more:
                  Single family residential                                                  48              -
                  Consumer and other loans                                                   -               -
                                                                                          -----            ---

                      Total                                                                  48              -
                                                                                            ---            ---

              Total of nonaccrual and 90 days past due loans                              $ 635            685
                                                                                            ===            ===

              Percentage of total loans                                                     .54%           .57%

         Other nonperforming assets (1)                                                   $ 144            108
                                                                                            ===            ===

         Total nonperforming assets                                                       $ 779            793
                                                                                            ===            ===

         Percentage of total assets                                                         .46%           .51%
                                                                                            ===            ===



         (1) Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. This property is carried at the lower of fair value less estimated selling costs or the principal balance of the loan.

   The following table sets forth information with respect to the Company's interest on the nonaccruing loans that would have been reported as additional income had the loans been fully accruing during the periods indicated (in thousands):

                                                                                                    Three Months Ended
                                                                                                       September 30,
                                                                                                       -------------
                                                                                                    1996         1995
                                                                                                    ----         ----

         Interest income that would have been recorded                                              $ 17            6
         Interest income recognized                                                                    3            -
                                                                                                      --          ---

         Interest income foregone                                                                   $ 14            6
                                                                                                      ==            =




                       FIRST FAMILY FINANCIAL CORPORATION

         The following table sets forth, for the periods indicated,  information for the Company  regarding (i) the average balances of  interest-earning  assets and interest-bearing  liabilities;  (ii) the total dollar amount of interest and dividend income from  interest-earning  assets and the resultant average yields;
(iii)  the  total  dollar  amount  of  interest   expense  on   interest-bearing
liabilities and the resultant average rate; (iv) net  interest/dividend  income;
(v) interest-rate spread; and (vi) net interest margin.


                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                             1996                               1995
                                               ---------------------------------- ---------------------------------
                                                            Interest      Average              Interest      Average
                                               Average       and           Yield/ Average        and          Yield/
                                               Balance     Dividends        Rate  Balance      Dividends      Rate
                                               -------     ---------        ----  -------      ---------      ----
                                                                           (Dollars in Thousands)
Interest-earning assets:
   Loans                                       $114,101        2,356        8.26% $117,334        2,392       8.15%
   Mortgage-backed securities                     8,512          140        6.58%   20,045          356       7.10%
   Investment securities                         23,762          395        6.65%    9,270          128       5.52%
   Other interest-earning assets (1)              5,460           76        5.57%    2,807           45       6.41%
                                                -------        -----               -------        -----       ----


       Total interest-earning assets            151,835        2,967        7.82%  149,456        2,921       7.82%
                                                -------        -----               -------        -----       ----


Interest-bearing liabilities:
   Deposit accounts                             147,219        1,801        4.89%  144,659        1,808       4.99%
   Borrowed funds                                    98            1        4.08%      326            5       6.14%
                                                -------        -----               -------        -----       ----


       Total interest-bearing liabilities       147,317        1,802        4.89%  144,985        1,813       5.00%
                                                -------        -----               -------        -----       ----

Net interest income                                         $  1,165                           $  1,108
                                                            ========                           ========

Interest-rate spread (2)                                                    2.93%                             2.82%
                                                                            ====                              ====

Net average interest-earning assets, net
   interest margin (3)                         $  4,518                     3.07% $  4,471                    2.97%
                                               ========                     ====  ========                    ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.03                              1.03
                                                   ====                              ====



(1)        Includes interest-bearing deposits and Federal Home Loan Bank stock.
(2)        Interest-rate  spread  represents the difference  between the average
           yield  on   interest-earning   assets   and  the   average   rate  of
           interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                       FIRST FAMILY FINANCIAL CORPORATION

       Comparison of Three-Month Periods Ended September 30, 1996 and 1995


Results of Operations

General. Net loss for the three-month period ended September 30, 1996, was $518,000 or $(.95) per share compared to net earnings of $251,000 or $.46 per share for the 1995 period. The decrease in net earnings for the 1996 period is primarily attributable to a one-time SAIF recapitalization assessment partially offset by an increase in net interest income and a decrease in the provision for income taxes.

Interest Income.  Interest on loans for the  three-month  period ended September
     30, 1996, decreased $36,000 from $2.39 million for the 1995 period to $2.36 million for the 1996 period, primarily as a result of a decrease in the average balance from $117.3 million during the 1995 period to $114.1 million in 1996 partially offset by an increase in the average yield earned from 8.15% in 1995 to 8.26% in 1996.

     Interest on mortgage-backed securities decreased $216,000 during the three-month period ending September 30, 1996 compared to the same period in 1995. This decrease was due primarily to a decrease in the average balance from $20.0 million during the three-month period ended September 30, 1995 to $8.5 million during the 1996 period. The decrease is also attributed to a decrease in the rate earned on mortgage-backed securities from 7.10% during the 1995 period to 6.58% for the 1996 period.

     Interest on investment securities increased $267,000 from $128,000 for the three months ended September 30, 1995 to $395,000 for the comparable period in 1996. This increase can be attributed to an increase in the average balance from $9.3 million during 1995 to $23.8 million for the comparable period in 1996. The increase is also due to an increase in the rate earned from 5.52% for the three-months ended September 30, 1995 to 6.65% for the comparable period in 1996.

     Other interest and dividends increased $31,000 from $45,000 for the three-month period ended September 30, 1995, to $76,000 for the three-month period ended September 30, 1996. The increase was the result of a higher average balance of such assets, partially offset by a decrease in the yield earned on these assets.

Interest Expense. Interest expense on deposit accounts decreased slightly for the three-month period ended September 30, 1996 compared to the comparable period in 1995. The decrease was primarily due to a decrease in the rate paid partially offset by an increase in the average balance of deposit accounts.



                                                                     (continued)

                       FIRST FAMILY FINANCIAL CORPORATION


Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a $30,000 provision for loan losses for the three-month periods ended September 30, 1996 and 1995. Management believes the allowance for loan losses of $744,000 at September 30, 1996 is adequate.

Noninterest Income. Noninterest income decreased $66,000 during the three-month period ended September 30, 1996 from the comparable period in 1995. The decrease is primarily attributed to a decrease in the gain on sale of loans as well as a decrease in fees and service charges.

Noninterest Expense.  Noninterest expense increased  $903,000,  from $970,000 to
     $1.9 million during the three-month period ending September 30, 1996 compared with the same period in 1995. The increase was due primarily to the one-time SAIF recapitalization assessment of $966,000 recorded during the three-months ended September 30, 1996.

Income Tax Provision. There was no income tax provision for the three month period ended September 30, 1996 compared to $143,000 (an effective rate of 36.3%) for the same 1995 period.

                       FIRST FAMILY FINANCIAL CORPORATION




Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

     There are no material pending legal proceedings to which First Family Financial Corporation or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.      Changes in Securities

     Not applicable

Item 3.      Default upon Senior Securities

     Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.      Other Information

     Not applicable

Item 6.      Exhibits and Reports on Form 8-K

     a.  Exhibits - not applicable

     b. The Company filed one report on Form 8-K during the quarter ended September 30, 1996, as follows:

         Form 8-K dated July 19, 1996 and filed August 8, 1996, relating to the Company entering into an Agreement and Plan of Merger to provide for the merger of the Company with and into Colonial BancGroup in an exchange for common stock of Colonial BancGroup and cash.

                       FIRST FAMILY FINANCIAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST FAMILY FINANCIAL CORPORATION
                                                 (Registrant)




Date:         November 7, 1996           By:/s/David M. Shepherd
              ----------------              --------------------
                                            David M. Shepherd, President and
                                            Chief Executive Officer


Date:         November 7, 1996           By:/s/ Bradley R. Meredith
              ----------------              -----------------------
                                            Bradley R. Meredith,
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer)